Form 10KSB
period 2001-12-31
DIGITAL CAPITAL COM INC
filed 2003-01-14
CIK 1110306

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2001

Commission File Number 333-38968

                            DIGITAL CAPITAL.COM, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

      Delaware                                       98-0221256
------------------------                      -------------------------
(State of Incorporation)                    (IRS Identification Number)

                          38253 View Place, PO Box 1229
                       Squamish, British Columbia, Canada
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (604) 892-1032
                ------------------------------------------------
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days. Yes No X

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     State issuer's revenues for its most recent fiscal year. 0

     The aggregate market value of the voting stock held by non-affiliates of the registrant is $10.

     As of December 31. 2001 there were 2,500,000 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.

                            DIGITAL CAPITAL.COM, INC.
                                     10-KSB
                                December 31, 2001
                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

     DIGITAL CAPITAL.COM, INC. was organized under the laws of the State of Delaware on December 3, 1999. Digital Capital.Com was formed as a vehicle to pursue a Business Combination. Since inception, the primary activity of Digital Capital.Com has been directed to organizational efforts, obtaining initial financing, and efforts intended to identify possible Business Combinations.

     Digital Capital.Com's initial public offering is comprised of 1,000,000 units, each composed of one share of common stock and two common stock purchase warrants, at purchase price of $.05 per share.

     Digital Capital.Com was organized for the purposes of creating a corporate vehicle to seek, investigate and, if such investigation warrants, engaging in business combinations presented to it by persons or firms who or which desire to employ Digital Capital.Com's funds in their business or to seek the perceived advantages of publicly-held corporation. Digital Capital.Com's principal business objective is to seek long-term growth potential in a business combination venture rather than to seek immediate, short-term earnings. Digital Capital.Com has not restricted its search to any specific business, industry or geographical location.

     Digital Capital.Com has 18 months from its date of effectiveness to consummate a business combination, including the filing of a post-effective amendment and shareholder reconfirmation offering. If a consummated business combination has not occurred by the date 18 months after the effective date of the initial registration statement, the funds held in escrow shall be returned by first class mail to the purchasers within five (5) business days following that date.

     Digital Capital.Com does not currently engage in any business activities which provide any cash flow. The costs of identifying, investigating, and analyzing merger candidates are being paid with money in Digital Capital.Com's treasury. Persons who purchase units in Digital Capital.Com's initial public offering and other shareholders have not had much opportunity to participate in any of these decisions. Digital Capital.Com's proposed business is sometimes referred to as a "blank check" company because investors entrust their investment monies to Digital Capital.Com's management before they have a chance to analyze any ultimate use to which their money may be put. Substantially all of Digital Capital.Com's initial public offering are intended to be utilized generally to effect a business combination. Rule 419 states that prospective investors who invest in Digital Capital.Com will have an opportunity to evaluate the specific merits or risks of only the business combination management decides to enter into.

     Although Digital Capital.Com is subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, management believes Digital Capital.Com is not subject to regulation under the Investment Company Act of 1940. The regulatory scope of the Investment Company Act of 1940, as amended, was enacted principally for the purpose of regulatory vehicles for pooled investments in securities, extends generally to companies primarily in the business of investing, reinvesting, owning, holding or trading securities. The Investment Company Act may, however, also be deemed to be applicable to a company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definition of the scope of certain provisions of the Investment Company Act. Digital Capital.Com believes that its principle activities will not subject it to regulation under the Investment Company Act. Nevertheless, there can be no assurances that Digital Capital.Com will not be deemed to be an Investment Company. In the event Digital Capital.Com is deemed to be an Investment Company, Digital Capital.Com may be subject to certain restrictions relating to Digital Capital.Com's activities, including restrictions on the nature of its investments and the issuance of securities. Digital Capital.Com has obtained no formal determination from the Securities and Exchange Commission as to the status of Digital Capital.Com under the Investment Company Act of 1940.


     Digital Capital.Com presently has no employees.


Item 2.  PROPERTIES

     Digital Capital.Com is presently using the offices of its president of without charge.

     Digital Capital.Com currently owns no equipment, and does not intend to own any prior to engaging in a business combination.

Item 3.  LEGAL PROCEEDINGS

     Digital Capital.Com is not presently a party to any litigation, nor, to the
knowledge  of  management,   is  any  litigation   threatened   against  Digital
Capital.Com which may materially affect Digital Capital.Com.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no shareholders meetings in the fourth quarter of this fiscal year.


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     There is no established public trading market for Digital Capital.Com's common shares. As of September 13, 2002, there were 2,500,000 shares of common stock outstanding. The par value per share is $.0001. Digital Capital.Com has not paid any dividends on its common stock in the past, nor does it foresee paying dividends in the near future. Pursuant to its initial public offering, Digital Capital.Com is offering 1,000,000 units, each unit consisting of one share of common stock and two common stock purchase warrants, at $.05 per unit.

Item 6.  PLAN OF OPERATION

     Digital Capital.Com does not currently engage in any business activities which provide any cash flow. The costs of identifying, investigating, and analyzing business combinations are being paid with money in Digital
Capital.Com's treasury, and not with proceeds received from Digital Capital.Com's initial public offering.

     Digital Capital.Com may seek a business combination in the form of firms which have recently commenced operations, are developing companies in need of additional funds for expansion into new products or markets, are seeking to develop a new product or service, or are established businesses which may be experiencing financial or operating difficulties and are in need of additional capital. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and compliance with various Federal and State securities laws.

     Digital Capital.Com will not acquire a target business unless the fair value of the target business represents 80% of the maximum offering proceeds. To determine the fair market value of a target business, Digital Capital.Com's management will examine the certified financial statements (including balance sheets and statements of cash flow and stockholders' equity) of any candidate and will participate in a personal inspection of any potential target business.

     In the event the proceeds of this offering are not sufficient to enable us successfully to fund a business combination, we may seek additional financing. At this time, we believe that the proceeds of this offering and the possibility for additional funding through warrant exercise will be sufficient and therefore do not expect to issue any additional securities before we consummate a business combination. However, we may issue additional securities, incur debt or procure other types of financing if needed. We have not entered into any agreements, plans or proposals for such financing and at present have no plans to do so. We will not use the escrowed funds as collateral or security for any loan. Further, the escrowed funds will not be used to pay back any loan incurred by us. If we require additional financing, there is no guarantee that financing will be available to us or, if available, that such financing will be on acceptable terms.

..

ITEM 7.  CONTROLS AND PROCEDURES

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

                             DIGITAL CAPITAL.COM CORP.

                        ( A development stage company)

INDEX TO FINANCIAL STATEMENTS

                                                                     Page

REPORT OF INDEPENDENT AUDITORS                                        F-2

FINANCIAL STATEMENTS

        Balance Sheets                                                F-3

        Statements of Operations                                      F-4

        Statement of Changes
        in Stockholder's Equity                                       F-5

        Statements of Cash Flows                                      F-6

        NOTES TO FINANCIAL STATEMENTS                     F-7 Through F-10

                      REPORT OF INDEPENDENT AUDITOR



To The Board of Directors and Shareholders of Digital Capital.com, Inc. (a development stage company)

     I have audited the accompanying balance sheet of Digital Capital.com, Inc. (a development stage company) as December 31, 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the period from inception, March 22, 2000, through December 31, 2000 and for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Capital.com, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the period from inception, March 21, 2000, through December 31, 2000 and for the year ended December 31, 2001 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that Digital Capital.com, Inc. (a development stage company) will continue as a going concern. As more fully described in Note 2, the Company is a blank check company that is dependent upon the success of management to successfully complete a self underwriting and locate and acquire a business and may require additional capital to enter into any business combination. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of Digital Capital.com, Inc. (a development stage company) to continue as a going concern.



                                /s/Thomas Monahan
                                ----------------------------
                                 THOMAS MONAHAN
                                Certified Public Accountant

Paterson, New Jersey
June 25, 2002

                           DIGITAL CAPITAL.COM, INC.
                         (A development stage company)
                                  BALANCE SHEET

                                                     December 31,
                                                          2001

                                                     -----------

ASSETS

Current assets
 Cash                                                  $     812
                                                          ------
 Total current assets                                        812


    Total                                             $      812
                                                      ==========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Commitments and contingencies                         $     -0-



STOCKHOLDERS' EQUITY

 Preferred stock, $.001 par value;
  5,000,000 shares authorized;
  -0- shares issued and outstanding

 Common stock, $.001 par value;
 50,000,000 shares authorized;
 As of December 31,
 2001 there were 2,500,000 shares
 issued and outstanding                               $    2,500

 Additional paid-in capital                               22,500

 Deficit accumulated during the
 development stage                                       (24,188)
                                                      -----------
    Total stockholders equity                         $      812
                                                      -----------
    TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                           $      812
                                                      ===========


                       See notes to financial statements.



                           DIGITAL CAPITAL.COM, INC.
                         (A development stage company)
                             STATEMENT OF OPERATIONS
                                                             For the period
                              For the     For the period     from inception
                             Year ended   from inception,    March 22, 2000
                             December 31, March 22, 2000     to December 31,
                               2001       to December 31,         2001
                                              2000
                           ------------    --------------    -------------

Income                        $ -0-         $   0          $   -0-

Costs of goods sold             -0-             0              -0-
                               ------         ------          ------

Gross profit                    -0-             0              -0-

Operations:

General and administrative     7,568          16,620         24,188

Amortization                     -0-            -0-            -0-
                               -------         -------       ------
Total costs                    7,568          16,620         24,188



Net profit (loss)          $  (7,568)      $ (16,620)     $ (24,188)
                            =========         =======      ========



PER SHARE AMOUNTS:
 Net profit (loss) per common
  share outstanding basic      $(.00)       $  (0.01)
                              =======          ======
SHARES OF COMMON STOCK
 OUTSTANDING                2,500,000        2,500,000
                           ==========        =========


                     See notes to financial statements.


                           DIGITAL CAPITAL.COM, INC.
                         (A development stage company)
                             STATEMENT OF CASH FLOWS


                                                            For the period
                            For the       For the period     from inception
                          Year ended      from inception,    March 22, 2000
                          December 31,    March 22, 2000     to December 31,
                              2001         to December 31,      2001
                                              2000
                          ------------     --------------  ---------------



CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                        $(7,568)      $ (16,620)      $  (24,188)
 Item not affecting cash flow
  from operations:
   Amortization                     -0-             -0-              -0-


                                 ---------       --------         -------
NET CASH USED IN OPERATING
  ACTIVITIES                       (7,568)       (16,620)      $  (24,188)

CASH USED IN INVESTING ACTIVITIES     -0-           -0-             -0-

CASH FLOWS FROM FINANCING ACTIVITY:
 Sales of common stock                            25,000           25,000
                                                 ---------        --------
TOTAL CASH FLOWS FROM
   FINANCING ACTIVITIES                           25,000           25,000

Increase (decrease) in cash         (7,568)        8,380              812
Cash balance beginning of period     8,380           -0-              -0-
                                   ---------      -------          ------
CASH, end of period                  $ 812      $  8,380        $     812
                                   =========       ======           ======

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
 Cash paid for interest           $     -         $  -           $    -
 Cash paid for income taxes       $     -         $  -           $    -



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
-----------------------------------------------------------------------------------------------------




Sale of 2,500,000
shares of
common stock              0      $    0    2,500,000   $  2,500    $ 22,500               $ 25,000

Net profit (loss)                                                              $ (16,620)  (16,620)
------------------------------------------------------------------------------------------------------
Balance
December 31, 2000        0      $    0    2,500,000   $  2,500    $ 22,500     $(16,620) $  8,380

Net loss                                                                        (  7,568)  (7,568)
-----------------------------------------------------------------------------------------------------
December 31, 2001        0      $    0    2,500,000   $  2,500    $ 22,500      $(24,188) $    812




                     See notes to financial statements.

                            DIGITAL CAPITAL.COM, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 1 ORGANIZATION AND DESCRIPTION OF THE COMPANY

     Digital Capital.com, Inc. (the "Company"), was organized in Delaware on March 22, 2000 and is authorized to issue 50,000,000 shares of common stock, $0.001 par value each and 5,000,000 shares of preferred stock, $0.001 par value each.

     The Company is a "blank check" company which plans to search for a suitable business to merge with or acquire. Operations since incorporation have consisted primarily of obtaining capital contributions by the initial investor and activities regarding the registration of the offering with the Securities and Exchange Commission.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a blank check company that is dependent upon the success of management to successfully complete a self underwriting and locate a potential business to acquire and may require additional capital to enter into any business combination. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is dependent upon its ability to have positive cash flows from operations to sustain any business activity. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in completing its self underwritten offering, finding a business to acquire, completing the process of acquiring a business and obtaining the needed investment capital and working capital to engage in profitable operations. The Company plans to engage in such financing efforts on a continuing basis.

     The financial statements presented consist of the balance sheet of the Company as at December 31, 2001 and the related statements of operations and cash flows and stockholders' equity for the year ended December 31, 2000 and 2001.

Fiscal Year

    The fiscal year of the Company is the calendar year.

Offering Costs

     Deferred offering costs, incurred in anticipation of the Company filing a registration statement pursuant to Rule 419 under the Securities Act of 1933, as amended, are being charged to expense as incurred.

Organization Costs, Net

     Organization costs are being charged to operations.

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

Cash and Cash Equivalents

     Cash and cash equivalents, if any, include all highly liquid debt instruments with an original maturity of three months or less at the date of purchase.

Fair Value of Financial Instruments

     Cash, accounts payable and other current liabilities are recorded in the financial statements at cost, which approximates fair market value because of the short-term maturity of those instruments.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant Concentration of Credit Risk

     At December 31, 2001, the Company has a concentration of its credit risk by maintaining deposits in one bank. The maximum loss that could have resulted from this risk totaled $-0- which represents the excess of the deposit liabilities reported by the banks over the amounts that would have been covered by the insurance.

NOTE 3 STOCKHOLDERS' EQUITY

Common Stock

     For the period from inception, March 22, 2000, to December 31, 2001, the Company sold an aggregate of 2,500,000 shares of common stock to its president for an aggregate consideration of $25,000 or $0.01 per share.


Preferred Stock

     Up to 5,000,000 shares of preferred stock may be issued from time to time in one or more series. The Company's board of directors, without further stockholder approval, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights, liquidation preferences and other rights and restrictions relating to any such series. Issuances of additional shares of preferred stock, while providing flexibility in connection with possible financings, acquisitions and other corporate purposes, could, among other things adversely affect the voting power of the holders of other securities and may, under certain circumstances, have the effect of deterring hostile takeovers or delaying changes in control or management.

     The number of shares of preferred stock outstanding at December 31, 2001 is -0-.


NOTE 4 RULE 419 REQUIREMENTS

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

NOTE 5 GAIN (LOSS) PER SHARE OF COMMON STOCK

     Net gain (loss) per share of common stock outstanding, as shown on the statement of operations, is based on the number of shares outstanding at each balance sheet date. Weighted average shares outstanding was not computed since it would not be meaningful in the circumstances, as all shares issued during the period from incorporation through December 31, 2001 were for initial capital. Therefore, the total shares outstanding at the end of each period was deemed to be the most relevant number of shares to use for purposes of this disclosure.

     For future periods, the Company will utilize the treasury stock method for computing earnings per share, and will compute a weighted average number of shares outstanding once additional shares of stock are issued to new stockholders. Under the treasury stock method, the dilutive effect of outstanding stock options and other convertible securities for determining primary earnings per share is computed using the average market price during the fiscal period, whereas the dilutive effect of outstanding stock options and convertible securities for determining fully diluted earnings per share is computed using the market price as of the end of the fiscal period, if greater than the average market price.

NOTE 6 RELATED PARTY TRANSACTIONS

Office Facilities

     Rental of office space and use of office, computer and telecommunications equipment are provided by the President of the Company on a rent free basis.





NOTE 7 PUBLIC OFFERING

     The Company is offering, on a "best efforts all-or-none basis" will consist of 1,000,000 units at $.05 per unit or an aggregate offering price of $50,000. Each unit will consist of one share of common stock and five redeemable common stock purchase warrants. Each warrant is exercisable into one share of common stock for a period of two years from the effective date of a registration statement relating to the underlying shares of common stock, the "A" Warrant at $1.00 and a "B" Warrant at $2.50.

     As of December 31, 2001, no units have been sold.

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The officers and directors for the period of this report for Digital Capital.Com, and further information concerning them are as follows:

Name                               Age                   Position
------------------                 ---                  --------------------
Shawn Pedersen *                    36                    President, Treasurer
38253 View Place                                          and a Director
PO Box 1229
Squamish,
British Columbia V0N 3G0
Canada

Enzo Milia                          35                    Secretary and a
P.O. Box 3534                                             Director
1022 Wenda Place
Garibaldi, Highlands
British Columbia V0N 1T0
Canada

*   May be deemed our "Promoter" as that term is defined under the Securities
    Act.


     Mr. Shawn Pederson, our former president and director, held office since our inception on March 22, 2000 and resigned his position as of January 1, 2002. Mr. Greg Kennedy has replaced Mr. Pederson by joining our board of directors and becoming our president as of January 1, 2002.

     Shawn Pedersen is currently a partner in Sea to Sky Ford Sales Ltd. and is responsible for a staff of 24 employees. From 1981 to 1996, Mr. Pedersen was employed at the Zephyr Automotive Group, one of the largest automotive groups in British Columbia, Canada. Mr. Pedersen progressed from billing clerk, service writer, special projects manager, controller, to general manager of that company.

     Mr. Pedersen graduated from the University of British Columbia with a Bachelor in Physical Education, and a minor in Business Administration. Mr. Pedersen has also completed the third year of a Certified General Accountants Program.

     Enzo Milia served as Director of Operations, Vice President and President for Trend Colleges Canada Ltd. from 1986 to 1997. Mr. Milia was responsible for the overall financial management of Trend Colleges which has an enrollment of 1,000 students. Mr. Milia presently serves as controller/partner for Sea to Sky Ford Sales Ltd. Mr. Milia has completed the fifth level of a Certified General Accountants Program, along with a diploma in computer accounting from MTC
College of Business. Mr. Milla does not have an employment contract with our company. We pay him no remuneration. We have awarded him no stock. While Mr. Milla presently owns no stock in our company, he intends to purchase stock in this offering. Mr. Milla has decided to serve as our secretary and one of our directors both to provide us with his expertise and to gain experience with blank check companies.



Item 10.  EXECUTIVE COMPENSATION

     No officer or director of Digital Capital.Com has received any cash remuneration since Digital Capital.Com's inception, and none received or accrued any remuneration from Digital Capital.Com at the completion of the initial public offering. No remuneration of any nature has been paid for or on account of services rendered by a director in such None of the officers and directors intends to devote more than twenty hours per month to Digital Capital.Com's affairs.

                                       -9-



Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There are no relationships or transactions required to be disclosed under this Item.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

     A registration statement on Form 8-K was filed on January 12, 2003 to reflect a change in our president and director. Mr. Shawn Pederson, our former president and director, held office since our inception on March 22, 2000 and resigned his position as of January 1, 2002. Mr. Greg Kennedy has replaced Mr. Pederson by joining our board of directors and becoming our president as of January 1, 2002.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.




/s/Greg Kennedy
--------------------------                      Dated: January 11, 2003
Greg Kennedy
President, Chief Financial Officer,
Director

/s/Enzo Milia
--------------------------                      Dated: January 11, 2003
Enzo Milia
Secretary, Director