Form 10QSB
period 2002-03-31
DIGITAL CAPITAL COM INC
filed 2003-01-14
CIK 1110306

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002


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

                             DIGITAL CAPITAL.COM, INC.
               MARCH 31,2002 QUARTERLY REPORT ON FORM 10-QSB
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operations".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                     PART I -- FINANCIAL INFORMATION

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

     The condensed financial statements for the periods ended March 31, 2002 included herein have been prepared by DIGITAL CAPITAL.COM, INC., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of operations and cash flows for the three month periods ended March 31, 2002 and 2001. The Company's results of operations during the three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal years ended December 31, 2001.

STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS...........................................F-1
Balance Sheet as of March 31, 2002 and December 31, 2000................... F-2
Statement of Operations for the three months ended March 31, 2002 and 2001..F-3 Statement of Cash Flows for the three months ended March 31, 2002 and 2001. F-4 Statement of Stockholders' Equity for the three months ended March 31, 2002.F-5
Notes to Consolidated Financial Statements................................  F-6

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of
  Digital Capital.com, Inc.(a delopment stage company)

     I have reviewed the accompanying balance sheet of Digital Capital.com, Inc(a development stage company) as of March 31, 2002, and the related statements of operations and of cash flows for the three month periods ended March 31, 2001 and 2002. These financial statements are the responsibility of the Company's management.

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

     I previously audited in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2001, and the related statements of operations, of changes in shareholders'equity and of cash flows for the year then ended (not presented herein), and in my report dated June 25, 2002, that was prepared assuming that Digital Capital.com, Inc. (a development stage company) will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses since the date of inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of Digital Capital.com, Inc.(a development stage company) to continue as a going concern. In my opinion, the accompanying balance sheet information as of December 31, 2000, is fairly stated, in all material respects in relation to the balance sheet from which it has been derived.

                                /s/Thomas Monahan
                                ----------------------------
                                 THOMAS MONAHAN
                                Certified Public Accountant

Paterson, New Jersey
June 26, 2002

                           DIGITAL CAPITAL.COM, INC.
                         (A development stage company)
                                  BALANCE SHEET

                                                     December 31,   March 31,
                                                          2001         2002
                                                                    Unaudited
                                                     -----------    ----------

ASSETS

Current assets
 Cash                                                  $     812    $ 21,954
                                                          ------      ------
 Total current assets                                        812      21,954


    Total                                             $      812    $ 21,954
                                                      ==========     =======



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Commitments and contingencies                         $     -0-     $   -0-



STOCKHOLDERS' EQUITY

 Preferred stock, $.001 par value;
  5,000,000 shares authorized;
  -0- shares issued and outstanding

 Common stock, $.001 par value;
 50,000,000 shares authorized;
 As of December 31, 2001 and
 March 31, 2002 there were
 2,500,000 and 2,500,000 shares
 issued and outstanding respectively                  $    2,500    $  2,500

 Additional paid-in capital                               22,500      22,500
 Common stock subscribed                                              21,158

 Deficit accumulated during the
 development stage                                       (24,188)    (24,204)
                                                      -----------     ------
    Total stockholders equity                         $      812    $ 21,954
                                                      -----------     ------
    TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                           $      812    $ 21,954
                                                      ===========     ======



                     See notes to financial statements.


                           DIGITAL CAPITAL.COM, INC.
                         (A development stage company)
                             STATEMENT OF OPERATIONS


                                                           For the      For the      For the period
                                                          three months three months   from inception
                                                            ended       ended         March 22, 2000
                                                           March 31,     March 31,      to March 31,
                                                            2002        2001             2002
                                                           Unaudited    Unaudited        Unaudited
                                                           ---------   -----------   ---------------

Income                                                       $-0-       $  -0-          $   -0-

Costs of goods sold                                           -0-          -0-              -0-
                                                            -------      ---------         ------

Gross profit                                                  -0-         -0-              -0-

Operations:

General and administrative                                     16         5,017           24,204

Amortization                                                  -0-          -0-              -0-
                                                            ------        -------         ------
Total costs                                                    16         5,017           24,204



Net profit (loss)                                           $( 16)    $  (5,017)       $ (24,204)
                                                           =======    =========         ========



PER SHARE AMOUNTS:
 Net profit (loss) per common
  share outstanding basic                                $  (0.00)     $(.00)
                                                            ======      ======


SHARES OF COMMON STOCK
 OUTSTANDING                                             2,500,000    2,500,000
                                                         =========    =========


                     See notes to financial statements.


                           DIGITAL CAPITAL.COM, INC.
                         (A development stage company)
                             STATEMENT OF CASH FLOWS

                                                          For the      For the      For the period
                                                          three months three months   from inception
                                                            ended       ended         March 22, 2000
                                                           March 31,     March 31,      to March 31,
                                                            2002        2001             2002
                                                           Unaudited    Unaudited        Unaudited
                                                           ---------   -----------   -------------


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                    $(16)       $ (5,017)     $  (24,204)
 Item not affecting cash flow
  from operations:
   Amortization                                                -0-            -0-           -0-


                                                            ------        --------        -------
NET CASH USED IN OPERATING
  ACTIVITIES                                                  (16)        (5,017)     $  (24,204)

CASH USED IN INVESTING ACTIVITIES                             -0-          -0-              -0-

CASH FLOWS FROM FINANCING ACTIVITY:
 Sales of common stock                                     21,158                         25,000
                                                          -------                         ------
TOTAL CASH FLOWS FROM
   FINANCING ACTIVITIES                                    21,158                         25,000

Increase (decrease) in cash                               21,142       ( 5,017)             796
Cash balance beginning of period                             812          8,380            -0-
                                                          -------        ------           ------
CASH, end of period                                       $21,954      $  3,363       $      796
                                                          =======         =====           ======

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
 Cash paid for interest                                    $    -        $  -           $     -
 Cash paid for income taxes                                $    -        $  -           $     -



                     See notes to financial statements.


                           DIGITAL CAPITAL.COM, INC.
                         (A development stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                            Deficit
                                                                                          accumulated
                                                              Additional     Common         during
                   Preferred   Preferred    Common    Common    paid in      stock         development
                     stock       stock       stock     stock    capital   subscribed          stage         Total
                    (shares)      ($)      (shares)     ($)      ($)           $               ($)            ($)
-----------------------------------------------------------------------------------------------------------------



Sale of 2,500,000
shares of
common stock              0      $    0    2,500,000   $  2,500    $ 22,500                             $ 25,000

Net profit (loss)                                                                            $ (16,620)  (16,620)
----------------------------------------------------------------------------------------------------------------
Balance
December 31, 2000        0      $    0    2,500,000   $  2,500    $ 22,500                    $(16,620) $  8,380

Net loss                                                                                      (  7,568)  (7,568)
----------------------------------------------------------------------------------------------------------------
December 31, 2001        0      $    0    2,500,000   $  2,500    $ 22,500                    $(24,188) $    812

Unaudited

Common stock
  Subscribed                                                                21,158

Net loss                                                                                      (    16)      (16)
----------------------------------------------------------------------------------------------------------------
Balances
March 31, 2002          0      $    0    2,500,000   $  2,500    $ 22,500   $21,158           $(24,204) $    796







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

     In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2002, the results of its operations and cash flows for the three months ended March 31, 2001 and 2002

    Interim results are not necessarily indicative of results for the full fiscal year.

     The Company is a "blank check" company which plans to search for a suitable business to merge with or acquire. Operations since incorporation have consisted primarily of obtaining capital contributions by the initial investor and activities regarding the registration of the offering with the Securities and Exchange Commission.


NOTE 2 - RULE 419 REQUIREMENTS

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

NOTE 3 -  Loss Per Share


     Basic and diluted loss per share is computed by dividing consolidated net loss by the weighted average number of shares of common stock outstanding during the year. Common stock equivalents are not included in the diluted loss per share for period from inception, to March 31, 2002 as they are antidilutive.

NOTE 4 - PUBLIC OFFERING

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

     As of March 31, 2002, the Company has received subscriptions aggregating 423,160 units for an aggregate consideration of $21,158.

     The Company has reserved an aggregate of 1,269,480 shares of common stock pending the exercise of these warrants.


NOTE 5  INCOME TAXES


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


NOTE 6 OFFERING COSTS

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

     ITEM 3.  CONTROLS AND PROCEDURES

     On December 1, 2002, our Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. .


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