Form 10QSB
period 2002-06-30
DIGITAL CAPITAL COM INC
filed 2003-01-14
CIK 1110306

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002


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

                            DIGITAL CAPITAL.COM, INC.
                  JUNE 30, 2002 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                     Page Number

Special Note Regarding Forward Looking Information.....................   2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements...........................................   3
Item 2. Plan of Operations............................................    4
Item 3. Quantitative and Qualitative Disclosures About Market Risk.....   5

PART II - OTHER INFORMATION

Item 1. Legal Proceedings..............................................   5
Item 2. Changes in Securities and Use of Proceeds......................   5
Item 3. Defaults Upon Senior Securities................................   5
Item 4. Submission of Matters to a Vote of Security Holders............   5
Item 5. Other Information..............................................   5
Item 6. Exhibits and Reports on Form 8-K...............................   5


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward- looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operations".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I -- FINANCIAL INFORMATION

                                     PART I
                              FINANCIAL INFORMATION

     Item 1. Financial Statements

     The condensed financial statements for the periods ended June 30, 2002 included herein have been prepared by DIGITAL CAPITAL.COM, INC., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 2002, and the results of operations and cash flows for the six month periods ended June 30, 2002 and 2001. The Company's results of operations during the three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal years ended December 31, 2001.

STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS........................................F-1
Balance Sheet as of June 30, 2002 and December 31, 2001................. F-2
Statement of Operations for the six months ended June 30, 2002...........F-3
Statement of Cash Flows for the six months ended June 30, 2002 ......... F-4
Statement of Stockholders' Equity for the six months ended June 30, 2002.F-5
Notes to Consolidated Financial Statements.............................  F-6

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of
  Digital Capital.com, Inc.(a development stage company)


     I have reviewed the accompanying balance sheet of Digital Capital.com, Inc(a development stage company) as of June 30, 2002, and the related statements of operations and of cash flows for the six month periods ended June 30, 2001 and 2002. These financial statements are the responsibility of the Company's management.

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

                                /s/Thomas Monahan
                                ----------------------------
                                 THOMAS MONAHAN
                                Certified Public Accountant

Paterson, New Jersey
August 29, 2002

                            DIGITAL CAPITAL.COM, INC.
                          (A development stage company)
                                  BALANCE SHEET

                                                     December 31,   June 30,
                                                          2001         2002
                                                                    Unaudited
                                                     -----------   ----------

ASSETS

Current assets
 Cash                                                  $     812    $ 21,204
                                                          ------      ------
 Total current assets                                        812      21,204


    Total                                             $      812    $ 21,204
                                                      ==========     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Commitments and contingencies                         $     -0-     $   -0-


Redeemable Common Stock                                              21,158

STOCKHOLDERS' EQUITY

 Preferred stock, $.001 par value;
  5,000,000 shares authorized;
  -0- shares issued and outstanding

 Common stock, $.001 par value;
 50,000,000 shares authorized;
 As of December 31, 2001 and June 30, 2002
 there were 2,500,000 and 2,500,000
 shares
 issued and outstanding  respectively                 $    2,500    $  2,500

 Additional paid-in capital                               22,500      22,500

 Deficit accumulated during the
 development stage                                       (24,188)    (24,954)
                                                      -----------     ------
    Total stockholders equity                         $      812    $     46
                                                      -----------     ------
    TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                           $      812    $ 21,204
                                                      ===========     ======



                     See notes to financial statements.



                            DIGITAL CAPITAL.COM, INC.
                          (A development stage company)
                             STATEMENT OF OPERATIONS

                                                           For the      For the      For the period
                                                          six months   six months    from inception
                                                            ended        ended       March 22, 2000
                                                           June 30,     June 30,      to June 30,
                                                            2002        2001              2002
                                                           Unaudited    Unaudited      Unaudited
                                                           ---------   -----------   ---------------

Income                                                       $-0-       $  -0-          $   -0-

Costs of goods sold                                           -0-          -0-              -0-
                                                            -------      ---------         ------

Gross profit                                                  -0-         -0-              -0-

Operations:

General and administrative                                    766         7,535           24,954

Amortization                                                  -0-          -0-              -0-
                                                            ------        -------         ------
Total costs                                                   766         7,535           24,954



Net profit (loss)                                           $(766)    $  (7,535)       $ (24,954)
                                                           =======    =========         ========



PER SHARE AMOUNTS:
 Net profit (loss) per common
  share outstanding basic                                $  (0.00)     $(.00)
                                                            ======      ======


SHARES OF COMMON STOCK
 OUTSTANDING                                             2,500,000    2,500,000
                                                         =========    =========


                     See notes to financial statements.


                           DIGITAL CAPITAL.COM, INC.
                         (A development stage company)
                             STATEMENT OF CASH FLOWS
                                                          For the      For the      For the period
                                                         six months   six months    from inception
                                                            ended       ended        March 22, 2000
                                                           June 30,     June 30,      to June 30,
                                                            2002        2001             2002
                                                           Unaudited    Unaudited     Unaudited
                                                           ---------   -----------   -------------


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                   $(766)       $ (7,535)     $  (24,954)
 Item not affecting cash flow
  from operations:
   Amortization                                                -0-            -0-           -0-


                                                            ------        --------        -------
NET CASH USED IN OPERATING
  ACTIVITIES                                                (766)        (7,535)     $  (24,954)

CASH USED IN INVESTING ACTIVITIES                             -0-          -0-              -0-

CASH FLOWS FROM FINANCING ACTIVITY:
 Sales of common stock                                                                  25,000
 Redeemable Common Stock                                  21,158                        21,158
                                                         -------                         ------
TOTAL CASH FLOWS FROM
   FINANCING ACTIVITIES                                   21,158                        46,158

Increase (decrease) in cash                               20,392       ( 7,535)         21,204
Cash balance beginning of period                             812          8,380            -0-
                                                          -------        ------         ------
CASH, end of period                                       $21,204      $    845       $ 21,204
                                                          =======         =====         ======

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
 Cash paid for interest                                    $    -        $  -           $     -
 Cash paid for income taxes                                $    -        $  -           $     -


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
-----------------------------------------------------------------------------------------------------------------




Sale of 2,500,000
shares of
common stock              0      $    0    2,500,000   $  2,500    $ 22,500                             $ 25,000

Net profit (loss)                                                                            $ (16,620)  (16,620)
----------------------------------------------------------------------------------------------------------------
Balance
December 31, 2000        0      $    0    2,500,000   $  2,500    $ 22,500                    $(16,620) $  8,380

Net loss                                                                                      (  7,568)  (7,568)
----------------------------------------------------------------------------------------------------------------
December 31, 2001        0      $    0    2,500,000   $  2,500    $ 22,500                    $(24,188) $    812

Unaudited


Net loss                                                                                      (   766)     (766)
----------------------------------------------------------------------------------------------------------------
Balances
June 30, 2002          0      $    0    2,500,000   $  2,500    $ 22,500                     $(24,954) $     46


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

     In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2002, the results of its operations and cash flows for the six months ended June 30, 2001 and 2002.

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

NOTE 2 - RULE 419 REQUIREMENTS

     Rule 419 requires that offering proceeds be deposited into an escrow or trust account (the "Deposited Funds" and "Deposited Securities", respectively) governed by an agreement which contains certain terms and provisions specified by that rule. The Company may receive 10% of the escrowed funds for working capital. The remaining Deposited Funds and the Deposited Securities will be released to the Company and to the investors, respectively, only after the Company has met the following six basic conditions. First, the Company must execute an agreement for an acquisition meeting certain prescribed criteria. Second, the Company must file a post-effective amendment to its registration statement which includes the terms of a reconfirmation offer that must contain conditions prescribed by Rule 419. The post-effective amendment must also contain information regarding the acquisition candidate and its business, including audited financial statements. The agreement must include, as a condition precedent to its consummation, a requirement that the number of investors who contributed at least 80% of the offering proceeds must elect to reconfirm their investments. Third, the Company must conduct the reconfirmation offer and satisfy all of the prescribed conditions. The post-effective amendment must also include the terms of the reconfirmation offer mandated by Rule 419.

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

NOTE 3 -  Loss Per Share


     Basic and diluted loss per share is computed by dividing consolidated net loss by the weighted average number of shares of common stock outstanding during the year. Common stock equivalents are not included in the diluted loss per share for period from inception, to June 30, 2002 as they are antidilutive.

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

     As of June 30, 2002, the Company has received subscriptions aggregating 423,160 units for an aggregate consideration of $21,158.

     As of June 30, 2002, this amount is being reflected as "Redeemable common stock" pending the fullfillment of the requirements of Rule 419.

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




/s/Greg Kennedy
--------------------------                      Dated: January 10, 2003
Greg Kennedy
President, Chief Financial Officer,
Director

/s/Enzo Milia
--------------------------                      Dated: January 10, 2003
Enzo Milia
Secretary, Director






        CERTIFICATION PERSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
           EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


I, Greg Kennedy, certify that:

1.   I  have  reviewed  this   quarterly   report  on  Form  10-QSB  of  Digital
     Capital.Com, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us during the period in which this quarterly report is being prepared;


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and


     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of that date;


5. The registrant's other certifying officers and I have disclosed to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  January 10, 2003

                                            /s/  Greg Kennedy

                                            Principal Executive Officer,
                                            Principal Financial Officer,
                                            Principal Accounting Officer

                                                                   EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Digital Capital.Com, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Greg Kennedy, President, Chief Executive Officer, and Chief Financial Officer certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 12(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company, as of, and for the periods presented in the Report.


                                            /s/ Greg Kennedy

                                            Principal Executive Officer,
                                            Principal Financial Officer,
                                            Principal Accounting Officer

                                            January 10, 2003